Form 10-Q
period 1996-06-30
MUTUAL BENEFIT MORTGAGE INVESTORS 1985
filed 1996-08-12
CIK 760994

Form 10-Q


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended                         Commission file number
   June 30, 1996                                    0-14501

MUTUAL BENEFIT MORTGAGE INVESTORS 1985
(Exact name of registrant as
specified in its governing instrument)



	  Rhode Island                             05-0413538
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

520 Broad Street
Newark, New Jersey                                         07102
(Address of principal executive)                        (Zip Code)

Registrant's telephone number, including area code: (201) 481-7813




	Indicate by a checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No .



MUTUAL BENEFIT MORTGAGE INVESTORS 1985
(A Limited Partnership)

Balance Sheets (Unaudited)
                                  					       June 30,        December 31,
ASSETS                                          1996               1995
					                                         -----------     ------------
Cash and cash equivalents                     $  100,184      $   126,122
Due from affiliates                                 -                -
Mortgage loan participation                    1,429,257        1,439,855
					                                         -----------     ------------

		Total Assets                                $1,529,441      $ 1,565,977
					                                         -----------     ------------
					                                         -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
	Accrued expenses                             $    8,465      $     9,572
	Due to General Partners                           6,115            5,550
                            					             -----------     ------------
		Total Liabilities                               14,580           15,122
					                                         -----------     ------------

PARTNERS' CAPITAL
	General Partners:
		Contributed capital                                 10               10
		Accumulated earnings,
		  net of distributions                        (144,755)        (144,882)
					                                         -----------     ------------
						                                          (144,745)        (144,872)
					                                         -----------     ------------

	Limited Partners:
		Contributed capital,
		   50,000 units
		authorized, 23,076 units
		   issued and outstanding                    5,181,385        5,181,385

	Less syndication costs                       (1,269,780)      (1,269,780)
                            					            -----------     ------------
					                                         	3,911,605        3,911,605
Accumulated earnings, net of distributions    (2,251,999)      (2,215,878)
					                                         -----------     ------------
				                                         		1,659,606        1,695,727
					                                         -----------     ------------
		Total Partners' Capital                      1,514,861        1,550,855
					                                         -----------     ------------

		Total Liabilities and
		   Partners' Capital                        $1,529,441      $ 1,565,977
					                                         -----------     ------------
                                  					       -----------     ------------


MUTUAL BENEFIT MORTGAGE INVESTORS 1985
(A Limited Partnership)

Statements of Income (Unaudited)
             		      For the three months ended   For the six months ended
				                           June 30,                   June 30,
			                         1996     1995             1996        1995
			                         ------- -------           --------    --------
Revenues
   Interest

	   Mortgages                $52,991 $ 53,522          $106,114    $106,199
	   Investments                  899    1,237             1,997       2,423
   Other income                   -       -                2,291        -
			                          ------- --------          --------    --------
	   Total revenues            53,890   54,759           110,402     108,622
			                          ------- --------          --------    --------

Expenses
   Mortgage servicing fees     1,394    1,409             2,792       2,817
   Other                       6,633   15,338            12,456      19,717
                      		     ------- --------          --------    --------

	   Total expenses             8,027   16,747            15,248      22,534
                     			     ------- --------          --------    --------

Net Income                   $45,863 $ 38,012          $ 95,154    $ 86,088
			                          ------- --------          --------    --------
			                          ------- --------          --------    --------

   Allocation of Net Income:
	   General Partners         $   459 $    380          $    952    $    861
	   Limited Partners          45,404   37,632            94,202      85,227
			                          ------- --------          --------    --------
			                          $45,863 $ 38,012          $ 95,154    $ 86,088
			                          ------- --------          --------    --------
                     			     ------- --------          --------    --------

   Net Income Per Limited
	   Partnership Unit-
	    - Note B                $  1.97 $   1.63          $   4.08    $   3.69
			                          ------- --------          --------    --------
			                          ------- --------          --------    --------

MUTUAL BENEFIT MORTGAGE INVESTORS 1985
(A Limited Partnership)

Statements of Changes in Partners' Capital (Unaudited)

                            				 General        Limited
			                            	 Partners       Partners        Total
Balance at January 1, 1995       $ (144,401)    $ 1,714,406     $ 1,570,005
    Net income                          481          47,595          48,076
    Distributions                      (912)        (62,364)        (63,276)
		                            		 -----------    ------------    ------------

Balance at March 31, 1995          (144,832)      1,699,637       1,554,805

    Net income                          380          37,632          38,012
    Distributions                      (481)        (47,596)        (48,077)
                            				 -----------    ------------    ------------

Balance at June 30, 1995           (144,933)      1,689,673       1,544,740

    Net income                          917          90,772          91,689
    Distributions                      (856)        (84,718)        (85,574)
                            				 -----------    ------------    ------------

Balance at December 31, 1995       (144,872)      1,695,727       1,550,855

    Net income                          493          48,798          49,291
    Distributions                      (510)        (90,754)        (91,264)
                            				 -----------    ------------    ------------

Balance at March 31, 1996          (144,889)      1,653,771       1,508,882

    Net income                          459          45,404          45,863
    Distributions                      (315)        (39,569)        (39,884)
                            				 -----------    ------------    ------------

Balance at June 30, 1996         $ (144,745)    $ 1,659,606     $ 1,514,861
                            				 -----------    ------------    ------------
                            				 -----------    ------------    ------------



MUTUAL BENEFIT MORTGAGE INVESTORS 1985
(A Limited Partnership)

Statements of Cash Flows (Unaudited)

                                   						        For the six months ended
							                                                 June 30,
						                                            1996           1995
					                                         	   ---------    ----------
Operating activities:
   Net income                                      $ 95,154      $  86,088
   Adjustments to reconcile net income to net
       cash provided by operating activities:
   Changes in operating assets and liabilities:
       Decrease in due from affiliates                  -            4,193
       Decrease in accrued expenses                  (1,107)        (6,502)
       Increase in due to general partner               565          1,300
						                                             ---------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            94,612         85,079
                                          						   ---------     ----------

Investing activities:
   Mortgage principal payments received              10,598          8,385
                                          						   ---------     ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES            10,598          8,385
                                           						  ---------     -----------

Financing activities:
   Distributions to partners                       (131,148)      (111,353)
                                          						   ---------     ----------

NET CASH USED IN FINANCING ACTIVITIES              (131,148)      (111,353)
                                          						   ---------      ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS           (25,938)       (17,889)

Cash and cash equivalents at
   beginning of period                              126,122        137,843
                                          						   ---------      ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD         $100,184      $ 119,954
                                          						   ---------     ----------
						                                             ---------     ----------



MUTUAL BENEFIT MORTGAGE INVESTORS 1985

NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION: Mutual Benefit Mortgage Investors 1985 , a Rhode Island limited partnership (the "Partnership"), was formed to purchase participations in first-mortgage loans on residential and commercial properties principally from The Mutual Benefit Life Insurance Company, predecessor to Mutual Benefit Life Insurance Company in Liquidation ("Mutual Benefit") a New Jersey corporation. The term of the Partnership will expire in December 2005, unless sooner terminated, as provided in the Partnership Agreement.

Profits, losses and distributable cash flow, as defined, generated from the Radnor Loan (see Note 2) are allocated 99% to the Limited Partners and 1% to the General Partner. In no instance shall the General Partner be allocated less than 1% of each item of income, gain, loss, deduction or credit each year. Distributions from capital transactions shall be distributed 100% to the Limited Partners until the Limited Partners have received a return of their original capital plus a 20% cumulative return and thereafter, 85% to the Limited Partners as a class and 15% to the General Partner.

BASIS OF PRESENTATION: The Partnership's financial statements are presented on the basis of a going concern and do not include any adjustments relating to the possible future effects on the recoverability of assets or the amount of liabilities that may result from the possible inability of the Partnership as a going concern. The following factors raise substantial doubt about the Partnership's ability to continue as a going concern.

Prior to May 1, 1994, the Partnership's General Partner, MB Mortgage, Inc. ("MBM"), was an indirect wholly owned subsidiary of Mutual Benefit. On July 16, 1991, the Superior Court of New Jersey (the "Court") entered a consent order (the "Order") against the then ultimate parent of the general partner, Mutual Benefit, appointing the Commissioner of Insurance of the State of New Jersey as rehabilitator of Mutual Benefit (the "Rehabilitator"). The Rehabilitator was granted immediate, exclusive possession and control of, and title to, the business and assets of Mutual Benefit. The Rehabilitator was directed to conduct the business of Mutual Benefit and to begin taking such steps as he might deem appropriate toward removing the cause and conditions that made the rehabilitation necessary. The Order was not a declaration of insolvency, and Mutual Benefit entered into rehabilitation voluntarily to protect, among other things, the interest of Mutual Benefit policyholders.

An extensive review of the business and affairs and the financial condition of Mutual Benefit and its affiliates, including MBM, was conducted by the Rehabilitator and a plan of rehabilitation was filed with the Court in August 1992. A third amended plan (the "Plan") was filed and confirmed by the Court in January 1994 and closed April 29, 1994, with an effective
implementation  date  of  May  1, 1994.   Mutual Benefit and certain
creditors filed separate appeals to the Plan, the outcome of which cannot be determined at this time.


1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued):

Effective May 1, 1994, in accordance with the Plan, Mutual Benefit transferred substantially all of its assets and liabilities to MBL Life Assurance Corporation ("MBL Life"), Mutual Benefit's assignee. Also, effective May 1, 1994, the stock of MBL Holding Corporation ("MBLH"), MBM's second-tier parent company, was placed in a liquidating trust. The Commissioner of Insurance of the State of New Jersey, as trustee (the "Trustee") of such trust, will determine whether to sell, liquidate, dissolve or otherwise dispose of the assets of MBLH and MBM. In the event that MBM is liquidated or dissolved, the limited partners have a right to continue the Partnership by electing a substitute general partner or the Partnership will automatically terminate as provided in the partnership agreement. The Trustee's specific intentions as to MBM are not known, and the ultimate impact on the Partnership cannot be determined at this time.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of three months or less.

MORTGAGE LOAN PARTICIPATION: Mortgage loan participation is recorded at the lower of cost or fair value of the underlying collateral. (See Note
2).

SYNDICATION COSTS: Syndication costs, principally selling commissions, have been treated as a direct reduction of limited partners' capital.

INCOME TAXES: All items of taxable income and all income tax deductions of the Partnership flow through to the partners individually. Accordingly, the accompanying financial statements do not include a provision for income taxes. At December 31, 1995, the tax basis of the Partnership's assets and liabilities is approximately $1,047,000 greater than the Partnership's book basis.

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT: Net income and net loss per limited partnership unit is computed based on the number of units outstanding of 23,076 each period.



2.      MORTGAGE LOAN PARTICIPATION:

The Partnership has a mortgage-loan participation (the "Radnor Loan") representing approximately a 21% interest in an original $11,000,000 mortgage loan. Commencing July 1, 1991, monthly payments of principal and interest based on a 30 year amortization schedule were required over the remaining term of the loan.

The loan is collateralized by a first mortgage on the Radnor Inn (formerly St. Davids Inn) located in St. Davids, Pennsylvania; an interest in the borrower's equipment, fixtures, and furnishings; and an assignment of leases and rents with respect to the Radnor Inn.

Effective September 30, 1993, Mutual Benefit, as the principal loan participant, modified the first-mortgage loan and entered into a second-mortgage loan agreement with the borrower. The Partnership has approximately a 21% interest in each of the two loans. Monthly mortgage payments of interest only were payable at 8.5% during 1993, 9% during 1994 and 9.5% beginning January 1, 1995 through the modified maturity date of December 31, 1999. Additional payments equal to 60% of Excess Cash Flow, as defined in the mortgage modification agreement, are due until January 1995, at which time additional payments will be reduced to 40% of Excess Cash Flow, provided no default has occurred. Additional payments of $40,000 each were made to the loan servicer by the borrower in March 1996 and June and September 1995. The Partnership's share of each of the additional payments was $8,385. On June 1996 an additional payment of $10,555 was made to the loan servicer. The Partnership's share of the additional payment was $2,213.

A second mortgage loan for $998,110, which represents all unpaid interest on the first mortgage loan through December 31, 1992, accrues interest at 5% beginning July 1, 1993 and matures on December 31, 1999. Payments up to $100,000 annually are due on the second mortgage on each anniversary date to the extent of Excess Cash Flow, as defined, until such second mortgage has a balance of $500,000 at which level it must be maintained. A payment of $100,000 was made by the borrower in the fourth quarter of 1995. In 1993, the Partnership fully reserved for the second mortgage loan and as such, any subsequent principal or interest payments received are reflected as "Recovery of amounts previously written off" in the accompanying Statements of Income. These payments amounted to $20,964 in 1995. The second-mortgage loan is collateralized by an interest in the borrower's equipment, fixtures and furnishings and an assignment of leases and rents with respect to the Radnor Inn.

The Partnership's approximate 21% interest in the outstanding principal balance of the first and second-mortgage loans before writedowns is $2,226,175 and $190,623, respectively, at June 30, 1996.

At December 31, 1992, it was determined that Radnor Loan was in-substance foreclosed. Consequently, the Partnership reclassified this net mortgage-loan participation to insubstance foreclosed real estate. Beginning in 1993, interest income on the mortgage loan was recorded as received.



2.      MORTGAGE LOAN PARTICIPATION (Continued):

During 1994, with respect to the Radnor Loan, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). Pursuant to the guidance provided by SFAS 114 and SFAS 118, the Partnership consequently has reclassified the in-substance foreclosed real estate back to mortgage-loan participation and will account for this asset as a loan.

For the Radnor mortgage-loan participation, the Partnership had an agreement with Mutual Benefit pursuant to which Mutual Benefit, upon a default by the borrower, agreed to repurchase the outstanding principal balance of the loan participation plus accrued interest upon written demand from the Partnership. The terms of the agreement provided for the Partnership to pay Mutual Benefit an annual repurchase fee equal to .25% of the outstanding principal balance of the Radnor participation.

In the fourth quarter of 1991 and the second quarter of 1992, Mutual Benefit defaulted on its repurchase agreement on the Radnor Loan. Accordingly, the Partnership is no longer accruing for the repurchase fee. In November 1992, the Partnership filed written proofs of claims against Mutual Benefit, in order to serve a claim in Mutual Benefit in Rehabilitation in the amount of approximately $2,300,000, representing the outstanding principal balance when Mutual Benefit defaulted on its repurchase obligation for the Radnor.

In the Mutual Benefit rehabilitation proceeding, the Partnership will, on account of its claim, retain its interest in the Radnor Loan participation and have a deficiency claim of approximately $686,000, which is the difference between the value of that participation as of January 28, 1993, and the full principal amount of the loan. The Partnership has also received a deficiency claim of approximately $936,000, which is the difference between the full principal amount of its participation in the Sun Valley Loan, plus accrued but unpaid interest to July 16, 1991, and its pro rata share of the proceeds from the discounted pay-off of that loan. Pursuant to the Plan, holders of unsecured claims (including holders of deficiency claims) will, on or about December 31, 1999, or sooner if the Rehabilitation period is terminated earlier, receive a pro rata share of the capital stock of MBL Life and a pro rata share of MBL Life Excess Surplus, if any, as defined in the Plan.

It is currently anticipated that there will be approximately $700 million in allowed unsecured claims, and that holders thereof will receive stock and/or cash totaling only a fraction of their claims, if anything.

Additionally, Mutual Benefit has filed an appeal of the Court mandated provision of the Plan requiring it to distribute a pro rata share of the capital stock of MBL Life or make payments to unsecured creditors, and, if Mutual Benefit is successful in its appeal, the Partnership would receive nothing on account of its deficiency claims.



3.      RELATED PARTY TRANSACTIONS:

The following is a summary of the related party transactions that occurred during the:

                                   					    Six Months Ended June 30,
		                                          				1996         1995
Paid or accruing to General Partner:
     Support Services                         $ 2,725      $ 6,981
     Distributions                                825        1,393
Paid or accruing to affiliate:
Mortgage service fees                           2,792        2,817
					                                         -------      -------
					                                         $ 6,342      $11,191
					                                         -------      -------
					                                         -------      -------


The Partnership invests cash balances in MAP-Government Fund, Inc. ("MAP"), a fund whose investment advisor is an affiliate of the General Partner.
MAP is a registered investment company that invests solely in short-term obligations issued or guaranteed by the United State government, or its agencies. The MAP balance included in cash and cash equivalent at June 30, 1996 and December 31, 1995 approximated $97,721 and $125,700 respectively.

4.      BASIS OF PRESENTATION:

In the opinion of management, all adjustments considered for a fair presentation have been included. All adjustments are of a normal recurring nature.



PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Pursuant to the vote of Limited Partners, the Partnership is actively attempting to sell the Partnership's participation in the Radnor Loan, the General Partner has received an offer, subject to certain contingencies, to acquire the participation for the minimum amount approved by the Limited Partners.

     The Partnership's General Partner, MB Mortgage, Inc. ("MBM") was an indirect wholly owned subsidiary of Mutual Benefit prior to May 1, 1994.
On July 16, 1991, the Superior Court of New Jersey (the "Court") entered a consent order (the "Order") against the then ultimate parent of the General Partner, Mutual Benefit, appointing the Commissioner of Insurance of the State of New Jersey as Rehabilitator of Mutual Benefit (the "Rehabilitator"). The Rehabilitator was granted immediate, exclusive possession and control of, and title to, the business and assets of Mutual Benefit. The Rehabilitator was directed to conduct the business of Mutual Benefit and to begin taking such steps as he might deem appropriate toward removing the cause and conditions that have made the rehabilitation necessary. The Order was not a declaration of insolvency, and Mutual Benefit entered into rehabilitation voluntarily to protect, among other things, the interests of Mutual Benefit policyholders. An extensive review of the business and affairs and the financial condition of Mutual Benefit and its affiliates, including the General Partner, was conducted by the Rehabilitator and a plan of rehabilitation was filed with the Court in August 1992. A third amended plan (the "Plan") was filed and confirmed by the Court in January 1994 and closed April 29, 1994, with an effective implementation date of May 1, 1994. Mutual Benefit and certain creditors filed separate appeals to the Plan, the outcome of which cannot be determined at this time.

     In accordance with the Plan, effective May 1, 1994, Mutual Benefit transferred substantially all of its assets and liabilities to MBL Life, Mutual Benefit's assignee. Also, effective May 1, 1994, the stock of MBL Holding Corporation ("MBLH"), the General Partner's second-tier parent company, was placed in a liquidating trust. The Commissioner of Insurance of the State of New Jersey, as trustee (the "Trustee") of such trust, will determine whether to sell, liquidate, dissolve or otherwise dispose of the assets of MBLH and the General Partner. In the event that the General Partner is liquidated or dissolved, the Limited Partners have a right to continue the Partnership by electing a substitute general partner or the Partnership will automatically terminate as provided in the Partnership Agreement. The Trustee's specific intentions as to the General Partner are not known and the ultimate impact on the Partnership cannot be determined at this time.

Financial Condition

     Early in 1992, the Radnor Loan went into default and the borrower requested the loan be modified. In April 1992, the Partnership requested Mutual Benefit to repurchase its participation in the Radnor Loan under a repurchase agreement described below. Because Mutual Benefit was in rehabilitation, as described above, it was unable to honor its obligation to do so. At December 31, 1992, it was determined that the Radnor Loan was in-substance foreclosed. Consequently, the Partnership reclassified the net mortgage loan participation to in-substance foreclosed real estate. During 1994, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Pursuant to the guidance provided by SFAS 114 and SFAS 118, the Partnership consequently has reclassified the in-substance foreclosed real estate back to mortgage loan participation and will account for this asset as a loan.

     The Radnor Loan is collateralized by a hotel doing business as the Radnor Inn, formerly the St. Davids Inn, in St. Davids, Pennsylvania. Based on information provided by the borrower, average occupancy for the six months ended June 30, 1996 and 1995 was approximately 74%. The General Partner believes that this property is in good condition and is well located for the short-term business traveler, but this sector has fallen off with the relocation and down-sizing of area businesses. The local lodging market is also extremely competitive because of a new entry from a national chain last year. The hotel's food and beverage operation is considered to be very important to the hotel's profitability. The hotel was added to the Best Western reservation system in the second quarter of 1994.

     As described in Note 2 to the Partnership's financial statements included herein, the Partnership had an agreement with Mutual Benefit under which Mutual Benefit would repurchase the Radnor participation in the event of a default by the borrower. However, Mutual Benefit was in rehabilitation as described above and could not honor the repurchase agreement. The Partnership ceased payment of the repurchase fees to Mutual Benefit in October 1991. The Partnership filed proofs of claim as an unsecured creditor of Mutual Benefit in November 1992, in the amount of $2,300,356 for the Radnor Loan.

     In the Mutual Benefit rehabilitation proceeding, the Partnership will, on account of its claim, retain its interest in the Radnor Loan participation and have a deficiency claim of approximately $686,000, which is the difference between the value of that participation as of January 28, 1993, and the full principal amount of the participation. The Partnership will also receive a deficiency claim of approximately $936,000, which is the difference between the full principal amount of its participation in the Sun Valley Loan plus accrued but unpaid interest to July 16, 1991, and its pro rata share of the proceeds from the discounted payoff of that loan. Pursuant to Mutual Benefit's Plan, holders of unsecured claims (including holders of deficiency claims) will, on or about December 31, 1999, or sooner if the Rehabilitation period is terminated earlier, receive a pro rata share of the capital stock of MBL Life and a pro rata share of MBL Life's Excess Surplus, if any, as defined in the Plan.

     It is currently anticipated that there may be approximately $700 million in allowed unsecured claims, and that holders thereof will receive stock and/or cash totaling only a fraction of their claims, if anything. However, Mutual Benefit has filed an appeal of the Court mandated provision of the Plan requiring to distribute a pro-rata share of the capital stock of MBL Life or make payments to unsecured creditors, and, if Mutual Benefit is successful in its appeal, the Partnership would receive nothing on account of its deficiency claim.

Results of Operations

     Effective September 30, 1993, Mutual Benefit, the principal loan participant, modified the first-mortgage loan and entered into a second mortgage-loan agreement with the borrower of the Radnor Loan. The Partnership has approximately a 21% interest in each loan. The modified loan terms had an interest rate of 8% beginning September 1, 1992 through December 31, 1992. Monthly mortgage payments of interest only were payable at 8.5% during 1993, 9% during 1994 and 9.5% beginning January 1, 1995 through the modified maturity date of December 31, 1999. Additional payments equal to 60% of Excess Cash Flow, as defined in the mortgage modification agreement, were due until January 1995, at which time additional payments were reduced to 40% of Excess Cash Flow, provided no default has occurred. Additional payments of $40,000 each were made to Mutual Benefit by the borrower in June and September of 1995 and March 1996. The Partnership's share of each additional payment was $8,385. In June
1996 an additional payment of $10,555 was made to the loan servicer. The Partnership's share of the additional payment was $2,213.

     A second mortgage loan for $998,110, which represents all unpaid interest on the first mortgage loan through December 31, 1992, accrues interest at 5% beginning July 1, 1993 and matures on December 31, 1999. Payments up to $100,000 annually are due on the second mortgage on each anniversary date to the extent of excess cash flow, until such mortgage has a balance of $500,000, at which level it must be maintained. In the fourth quarter of 1995, the borrower made a $100,000 payment on the second mortgage. The Partnership's share of this payment was $20,964. In 1993, the Partnership fully reserved for the second mortgage loan and as such, any subsequent principal or interest payments received are reflected as "Recovery of amounts previously written off" in the accompanying Statements of Income. The second-mortgage loan is collateralized by an interest in the borrower's equipment, fixtures and furnishings and an assignment of leases and rents with respect to the Radnor Inn. The Partnership has recorded interest income of $106,114 and $106,199 for the six month period ended June 30, 1996 and 1995, respectively, on the Radnor Loan.

     The Partnership's 21% interest in the outstanding principal balance of the first and second-mortgage loan before writedowns is $2,226,175 and $190,623, respectively, as of March 31, 1996.

Liquidity and Capital Resources

     In February 1996, the Limited Partners were requested to vote concerning the acceptance of a discounted payoff of their interest in the Radnor mortgage by the management of the Hotel. The Partnership's majority of the Limited Partnership units voted in favor of pursuing the sale of their mortgage participation interest during the second quarter of 1996. There is no assurance that the proposed transaction will be completed due to outstanding contingencies.

     The Partnership believes it has retained adequate cash reserves to meet Partnership obligations in 1996. Additional cash is being generated from the mortgage-loan interest that may provide sufficient cash for small distributions in 1996. Partnership expenses will reduce the net yield on the mortgage loan and cash available for partner distributions in the future. The General Partner is seeking buyers for the Radnor Loan participation.
Any sale of the mortgage loan would be an event causing termination of the Partnership. Proceeds from a sale of the Radnor Loan would be distributed 100% to the Limited Partners to the extent not required to fund expenses to dissolve the Partnership.

     Distributions of distributable cash from operations are expected to be made to the Partners on an annual basis. During the second quarter of 1996, the Partnership distributed cash in the amount of $39,569 to Limited Partners and $315 to General Partners representing the net cash generated from operations during the first quarter of 1996.

    The Partnership believes it has retained adequate cash reserves to meet future obligations of the Partnership.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Registrant is not subject to any material pending legal proceedings, and no such proceedings terminated during this quarter ended June 30, 1996.


Item 2.  Changes in Securities

      (a)  and (b)    None


Item 3.  Defaults Upon Senior Securities

      (a)  and (b)    None


Item 4.  Submission of Matters to a Vote of Security Holders

      (a) and (c)   On February 12, 1996, the Registrant's limited partners
were solicited to determine whether or not they were interested in pursuing a possible discounted pay-off or other disposition of the Registrant's participation in the loan secured by the Radnor Inn, provided that the transaction and the subsequent dissolution of the Registrant would result in a distribution totaling not less than $45 per Limited Partnership Unit. Voting on this proposal is now completed. Of the 23,076 Limited Partnership Units entitled to vote, 12,373.651 Units (53.621%) voted in favor of a disposition, 2,583.80 Units (11.197%) voted against any disposition, 195.59 Units (0.847%) abstained, and 7,922.95 Units (34.33%) failed to vote. Of the Units that failed to vote, none are held by banks or brokers.

      (b) and (d)     None


Item 5.  Other Information

	None.


Item 6.  Exhibits and Reports on Form 8-K

	(a)     Exhibits:       None

	(b)     Reports on Form 8-K:    None



	SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MUTUAL BENEFIT MORTGAGE
INVESTORS 1985


By:    MB Mortgage, Inc.
      	General Partner


By:    THOMAS G. MORGAN
	      Thomas G. Morgan
      	Vice President and Treasurer



By:    THOMAS G. MORGAN
      	Thomas G. Morgan, Principal
	      Financial and Accounting Officer



Date:   August 12, 1996